Form 10-K
STRUCTURED ASSET SECURITIES CORP SERIES 1997 LL I
filed 1998-04-14
CIK 1046332

SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

                FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1997

Commission File Number: 33-96378-02

Structured Asset Securities Corporation
(Exact Name of registrant as specified in its charter)

Delaware                      74-2440850
(State or Other Juris-            (I.R.S. Employer
diction of Incorporation)        Identification No.)

220 Vesey Street, New York, New York 10285
(Address of Principal Executive Office)

212-526-7000
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997.

Not applicable.

Number of shares of common stock outstanding a s of December 31, 1997.

Not applicable.

              Table of Contents


  PART I

  Item 1. Business..................................................3

  Item 2. Properties................................................3

  Item 3. Legal Proceedings.........................................3

  Item 4. Submission Of Matters To A Vote Of Security Holders.......3

  PART II

  Item 5. Market For Registrant's Common Equity And
  Related Shareholder Matters.......................................3

  Item 6. Selected Financial Data...................................3

  Item 7. Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations...............................4

  Item 8. Financial Statements And Supplementary Data...............4

  Item 9. Changes In And Disagreements With Accountants On
            Accounting And Financial Disclosure.....................4

  PART III

  Item 10. Directors And Executive Officers Of The Registrant.......4

  Item 11. Executive Compensation...................................4

  Item 12. Security Ownership Of Certain Beneficial Owners And
            Management..............................................4

  Item 13. Certain Relationships And Related Transactions...........4

  PART IV

  Item 14. Exhibits, Financial Statement Schedules And Reports On
            Form 8-K................................................4

  Signatures........................................................4

  Exhibit Index.....................................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1997-LL I issued, pursuant to a Pooling and Servicing Agreement, dated as of October 11, 1997 (the "Pooling and Servicing Agreement"), by and among Structured Asset Securities Corporation, as sponsor (the "Company, GMAC Commercial Mortgage Corporation., as master and special servicer, LaSalle National Bank, as trustee and REMIC administrator, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3
(No. 333-27083) (the "Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the Borrowers or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer s Annual Statement of Compliance and Servicer s Independent Accountant s Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

(a)
1.     Servicer's Annual Statement of Compliance for the period ended
       12/31/97.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/97.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


                              LASALLE NATIONAL BANK, IN
                              ITS CAPACITY AS TRUSTEE UNDER
                              THE POOLING AND SERVICING
                              AGREEMENT ON BEHALF OF
                         Structured Asset Securities
                         Corporation, REGISTRANT


                              By: /s/ Russell Goldenberg
                              Name:  Russell Goldenberg
                              Title: Senior Vice President
                              Dated: April 14, 1998








EXHIBIT INDEX


Exhibit No.     Description

99.1   Servicer's Annual Statement of Compliance
99.2 Servicer's Independent Accountants' Report on Servicer's servicing activities













Exhibit 99.1

GMAC Commercial Mortgage Corporation
100 South Wacker Drive
Suite 400
Chicago, IL 60606
Tel. 312-845-8539
Fax 312-845-8617

April 6, 1998

LaSalle National Bank
Attn: Ann Geraghty
135 S. LaSalle Street, Suite 1625
Chicago, IL 60674

Re:  Structured Asset Securities Corporation, Series 1997-LLI

Dear Ms. Geraghty:

Diane M. Norberg
Vice President
CMBS Compliance

We are pleased to enclose the following Independent Accountants'
Servicing Reports and attachments for the year ended December 31, 1997 as required by the Pooling and Servicing Agreement related to the above referenced commercial mortgage securitization.

Price Waterhouse Independent Accountants' Report on GMACCM's compliance to Minimum Master Servicing Standards

GMACCM's management assertions of Company's Minimum Master Servicing Standards as derived from the MBA's Uniforrn Single Attestation Program for Mortgage Bankers


Price Waterhouse Independent Accountants' Report on GMACCM's compliance to Minimum Servicing Standards

GMACCM's management assertions of Company's Minimum Servicing Standards as derived from the MBA's Uniform Single Attestation Program for Mortgage Bankers

Sincerely,

/s/ Diane Norberg
Diane M. Norberg
Vice President

Cc:                      Structured Asset Securities Corporation
 Attn: M s 14 14e, 11
 200 Vesey Street
 NY, NY 10285

Duff and Phelps Credit Rating Co.
55 E. Monroe, Suite 3800
Chicago, Illinois 60603
Attn: Deborah Slogoff

Standard & Poor's Ratings Service
25 Broadway
NY, NY 10004
Attn: Roy L. Chun







                    Structured Asset Securities Corporation
                                Series 1997-LL1
                       Annual Statement as to Compliance
                 For Period of October 14 to December 31, 1997

Pursuant to section 3.14 of the Pooling and Servicing Agreement, I attest that:

(i.)  A review of the activities of GMAC Commercial Mortgage as Special
   Servicer during the period, and of its performance under this Agreement,has been made under my supervision.

To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period.

(iv) That GMAC Commercial Mortgage as Special Servicer has maintained an effective internal control system over the servicing of mortgage loans. However, during the period of October 14 to December 31, 1997, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(v)GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the
Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the Internal
Revenue Service or any other governmental agency or body.

BY:/s/ Chris Olofson
Chris Olofson
Vice President, GMAC Commercial Mortgage Corporation

                    Structured Asset Securities Corporation
                                Series 1997-LL1
                       Annual Statements as to Compliance
                  For Period of October 14 to December 31,1997

Pursuant to Section 3.14 of the Pooling and Servicing Agreement, I attest that:

(i)A review of the activities of GMAC Commercial Mortgage as Master Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(ii)To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Master Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period.

(iv)

(v)

GMAC Commercial Mortgage as Master Servicer has maintained an effective internal control system over the servicing of mortgage loans.

GMAC Commercial Mortgage as Master Servicer has received no notice regarding qualifications, or challenging the status, of the Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.

BY: /s/ Diane Norberg
Diane M. Norberg
Vice President
GMAC Commercial Mortgage Corporation

Date:3/5/98

                     "GMAC COMMERCIAL MORTGAGE CORPORATION
                       MINIMUM MASTER SERVICING STANDARDS

1.  CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

be mathematically accurate;

be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

be reviewed and approved by someone other than the person who prepared the reconciliation; and

explanations for reconciling items shall be documented and shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

All cash for each custodial account shall be maintained at a federally insured depository institution in trust for th , e applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II. MORTGAGE PAYMENTS

2.

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

I -   Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks, or other form of payment, or custodial bank statements.

GARAC Commercial Mortgage Corporation

GMAC Commercial Mortgage Corporation
650 Dresher Road
P.O. Box 1015
Horsham, PA 19044-8015
Tel. 215-328-3806
Fax 215-328-3478

Report of Management

                                Barry Alan Moore
                            Executive Vice President

As of and for the year ended December 31, 1997, GMAC Commercial Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, GMAC Commercial Mortgage Corporation had in effect a General Motors Corporation fidelity bond of $150 million and a GMAC Commercial Mortgage Corporation errors and omissions policy in the amount of $30 million.



By: /s/Barry A. Moore
Barry A. Moore
Executive Vice President

February 20, 1998

GMAC COMMERCIAL MORTGAGE CORPORATION
    MINIMTJM SERVICING STANDARDS

1.                         CUSTODIAL BANKACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

be mathematically accurate;

be prepared within forty-five (45) calendar days after the cutoff date;

be reviewed and approved by someone other than the person who prepared the reconciliation; and

document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a mortgagor's account and an advance is specified in the Investor's Servicing Agreement.

All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

11.                   MORTGAGE PAYMENTS

1.

2.

Mortgage payments which are properly identified with a GMACCM account number and agree to the total amount of the scheduled payment due shall be deposited into the clearing bank accounts and -related custodial bank accounts within two business days of receipt. Any mortgage payments which do not meet these parameters will be researched and deposited into the appropriate bank accounts within five business days of receipt.

Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3.Mortgage payments shall be allocated to principal, interest, insurance, taxes

GMAC Commercial Mortgage Corporation
 or other escrow ite m's in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments for those loans that are escrowed shall be made on or before the penalty or insurance policy expirations date, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates, and the mortgagor has agreed with the amounts due.

4. Amy late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks, or other forin of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports are sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.

V.                              MORTGAGOR LOAN ACCOUNTING

I .Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

3. Interest on escrow accounts, if required by the mortgage documents, shall be paid, or credited, to mortgagors in accordance with the borrower agreements.

GMAC Commercial Mortgage Corporation
GMAC Commercial Mortgage Corporation and Subsidiaries
Report on Compliance with Minimum Master Servicing Standards
December 31, 1997

Exhibit 99.2


Price Waterhouse LLP
1177 Avenue of the Americas
New York, NY 10036


February 20, 1998

Report of Independent Accountants

To the Board of Directors of
GMAC Commercial Mortgage Corporation

Telephone 212 596 7000 Facsimile 212 596 891o

We have examined management's assertions, dated February 20, 1998, about GMAC Commercial Mortgage Corporation's (the "Company") compliance with its established minimum master servicing standards (herein "Master Servicing Policy") included in the accompanying management assertion as of and for the year ended Der-ember 3 1, 1997. Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to expressan opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered nt~ressary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 1997 is fairly stated, in all material respects.



GMAC Commercial Mortgage Corporation and Subsidiaries
Report on Compliance with Minimum Servicing Standards December 31, 1997

Price Waterhouse LLP
1177 Avenue of the Americas
New York, NY 10036

Price Waterhouse

February 20, 1998.

To the Board of Directors of
GMAC Commercial Mortgage Corporation

Report of Independent Accountants

Telephone 212'596 7000 ftcsinlile 212 596 891o

We have examined management's assertions, dated February 20, 1998, about GMAC Commercial Mortgage Corporation's (the "Company") compliance with its established minimum servicing standards (herein "Servicing Policy") included in the accompanying management assertion as of and for the year ended December 31, 1997. Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our exarttination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

in our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended
December 31, 1997 is fairly stated, in all material respects.