Form 10-K
period 1998-12-31
STRUCTURED ASSET SECURITIES CORP SERIES 1997 LL I
filed 1999-03-31
CIK 1046332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1998

Commission File Number: 33-96378-02

Structured Asset SECURITIES CORPORATION issuer in respect of Commercial Mortgage Pass-Through Certificates Series 1997-LL1
(Exact Name of registrant as specified in its charter)

Delaware      			74-2440850
(State or Other Juris-		(I.R.S. Employer
diction of Incorporation)     Identification No.)

200 Vesey Street, New York,  New York,  10285
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

Yes  X   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998.

Not applicable.

Number of shares of common stock outstanding as of December 31, 1998.

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

Item 9. Changes In And Disagreements With Accountants On
Accounting And Financial Disclosure.....................4

PART III

Item 10. Directors And Executive Officers Of The Registrant.......4

Item 11. Executive Compensation...................................4

Item 12. Security Ownership Of Certain Beneficial Owners And
            Management......................................4

Item 13. Certain Relationships And Related Transactions...4

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports
On Form 8-K.....................................4

Signatures................................................4

Exhibit Index.............................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates,
Series 1998-C1 issued, pursuant to a Pooling and Servicing
Agreement, (the "Pooling and Servicing Agreement"), by and among Structured Asset Securities Corporation as sponsor, GMAC Commercial Mortgage Corporation, as master Servicer and special servicer, LaSalle National Bank, as Trustee, and ABN AMRO Bank N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration
Statement on Form S-3 (the "Registration Statement").

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

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer's Annual
Statement of Compliance and Servicer s Independent Accountant's
Report on Servicer's servicing activities.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
    ON FORM 8-K

(a)
1. Servicer's Annual Statement of Compliance for the period ended 12/31/98.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/98.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


LASALLE NATIONAL BANK, IN
ITS CAPACITY AS TRUSTEE UNDER
THE POOLING AND SERVICING
AGREEMENT ON BEHALF OF
Structured Asset Securities Corporation
REGISTRANT


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities