Form 10-K/A
period 1998-12-31
STRUCTURED ASSET SECURITIES CORP SERIES 1997 LL I
filed 1999-06-11
CIK 1046332

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


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities



Structured Asset Securities Corporation
Series 1997-LL1
Annual Statement as to Compliance
For the Year Ended December 31,1998

Pursuant to Section 3.14 of the Pooling and Servicing Agreement, I attest that:

(i)	A review of the activities of GMAC Commercial Mortgage
Corporation as

Master Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period.

(iv)	GMAC Commercial Mortgage Corporation as Master Servicer has maintained an effective internal control system over the servicing of mortgage loans.

(v)	GMAC Commercial Mortgage Corporation as Master Servicer has

received no notice regarding qualifications, or challenging the status, of the Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.

A

BY: 	Diane M. Norberg
	Vice President
	GMAC Commercial Mortgage Corporation

Date:



Structured Asset Securities Corporation
Series 1997-LL1
Annual Statement as to Compliance
For Period of January 1 through December 31, 1998

Pursuant to section 3.14 of the Pooling and Servicing Agreement, I attest that:

(i)	A review of the activities of GMAC Commercial Mortgage as Special
Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(ii.)	To the best of my knowledge, based on such review, GMAC Commercial
Mortgage as Special Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period.

(iv)	That GMAC Commercial Mortgage as Special Servicer has maintained an effective internal control system over the servicing of mortgage loans. However, during the period of January I through December 31, 1998, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.

BY:
Aline Moulia
Vice President, GMAC Commercial Mortgage Corporation

Date:




PRICEWATERHOUSECOOPER

PricewaterhouseCoopers LLP 117 7 Avenue of the Americas New York NY 10036 Telephone (212) 596 8000 Facsimile (212) 596 8910


Report of Independent Accountants

February 24, 1999

To the Board of Directors and Shareholder of GMAC Commercial Holding Corp.

We have examined the accompanying management assertion, dated
February 24, 1999, about GMAC Commercial Holding Corp.'s (the
"Company") compliance with its established minimum master servicing standards ("Master Servicing Policy") as of and for the year ended December 31, 1998. Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal deten-nination on the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 3 1, 1998 is fairly stated, in all material respects.